Form 10-Q
period 1996-03-31
MARVEL III HOLDINGS INC
filed 1996-05-15
CIK 921145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                                        OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 33-77108


                           MARVEL III HOLDINGS INC.

            (Exact name of registrant as specified in its charter)


DELAWARE                                                        13-3751020

(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



5900 NORTH ANDREWS AVENUE, FT. LAUDERDALE, FL                       33309

(Address of principal executive offices)                         (Zip Code)


                                 305-772-4306

             (Registrant's telephone number, including area code)


        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
        -----

At May 6, 1996, the number of outstanding shares of the registrant's common stock, par value $1.00 per share, was 1,000 shares, all of which were held by one affiliate.

                                           MARVEL III HOLDINGS INC.
                           INDEX TO CONTENTS OF THE FIRST QUARTER 1996 FORM 10-Q



                                                                                                               Page

Condensed Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995..................................3



Condensed Consolidated Statements of Operations for the quarters ended March 31, 1996 and 1995....................4



Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 1996 and 1995....................5



Notes to Condensed Consolidated Financial Statements..............................................................6



Management's Discussion and Analysis of Financial Condition and Results of Operations............................11



Other Information................................................................................................15



Signatures.......................................................................................................16


                           MARVEL III HOLDINGS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)
                                  (unaudited)

                                                      March 31, December 31,
                                                        1996       1995
                                                      --------  -----------
      ASSETS
      Current assets:
        Cash.......................................... $ 13.9        $ 37.3
        Accounts receivable, net......................  218.4         240.0
        Inventories...................................   94.5          82.4
        Deferred income taxes.........................   47.8          50.7
        Income taxes receivable.......................   24.6          24.6
        Prepaid expenses and other....................   55.2          43.0
                                                        ------      --------
           Total current assets.......................  454.4         478.0

      Property, plant and equipment, net..............   76.5          71.3
      Goodwill and other intangibles, net.............  903.4         907.7
      Deferred charges and other......................   64.5          71.9
                                                        ------      --------

                                                     $1,498.8      $1,528.9
                                                      ========      ========

      LIABILITIES AND STOCKHOLDER'S DEFICIT
      Current liabilities:
         Accounts payable.............................$ 115.7       $ 104.8
         Accrued expenses and other...................  158.3         203.8
         Current portion of long-term debt............    5.3           5.2
                                                        ------      --------

           Total current liabilities..................  279.3         313.8


      Long-term debt..................................1,327.0       1,302.5
      Other long-term liabilities.....................   61.8          63.7
                                                        ------      --------
                                                      1,668.1       1,680.0
                                                        ------      --------

      Minority interest in Toy Biz....................   72.5          70.4
                                                        ------      --------
      Minority interest in Marvel:
        Held by affiliates............................    2.8           2.8
                                                        ------      --------
        Held by non-affiliates........................   40.3          41.1
                                                        ------      --------
      Stockholder's deficit:
       Common stock...................................    -            -
       Capital deficiency............................. (118.9)       (125.6)
       Accumulated deficit ........................... (166.2)       (140.2)
       Cumulative translation adjustment .............    0.2           0.4
                                                        ------      --------
           Total stockholder's deficit................ (284.9)       (265.4)
                                                        ------      --------
                                                      $1,498.8     $1,528.9
                                                      ========     =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           MARVEL III HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in millions)
                                  (unaudited)



                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                           1996    1995
                                                           ----    ----

Net revenues............................................. $189.0  $159.5
                                                          ------  ------
Operating Expenses:
Cost of sales............................................  113.9    96.9

Selling, general & administrative expenses...............   52.3    43.5

Depreciation and amortization............................    4.4     2.5
                                                          ------  ------
               Total Operating Expenses .................  170.6   142.9

Amortization of goodwill, intangibles and deferred
  charges................................................    8.7     6.5

Interest expense, net....................................   33.1    25.4

Other income.............................................      -    14.0

Equity in net income of unconsolidated subsidiaries......    0.1     0.2
                                                          ------  ------
Loss before provision for income taxes and minority
  interest...............................................  (23.3)   (1.1)

Provision for income taxes...............................    1.7    10.2
                                                          ------  -------
Loss before minority interest............................  (25.0)  (11.3)

Minority interest in earnings of Toy Biz.................    2.0     1.4

Minority interest in earnings of Marvel:
  Attributable to affiliates.............................   (0.1)    0.1
  Attributable to non-affiliates.........................   (0.9)    1.6
                                                          -------  ------
Net loss................................................. ($26.0) ($14.4)
                                                          ======  =======



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           MARVEL III HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (unaudited)
                                                                Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                  1996   1995
                                                                  ----   ----
   Cash flows from operating activities:
   Net loss....................................................($26.0)  ($14.4)
                                                               -------  ------
    Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization............................  13.1     9.0
      Amortization of debt discount............................  16.4    14.6
      Provision for deferred income taxes......................   3.8     6.3
      Undistributed earnings of unconsolidated subsidiaries....  (0.1)   (0.2)
      Gain from Toy Biz IPO....................................    -    (14.0)
      Minority interest in earnings of Toy Biz.................   2.0     1.4
      Minority interest in earnings of Marvel..................  (1.0)    1.7
      Changes in assets and liabilities, net of effects in 1995
      of previously unconsolidated subsidiary.................. (29.0)  (30.8)
                                                               -------  ------

      Total adjustments........................................   5.2   (12.0)
                                                               -------  ------

          Net cash used in operating activities................ (20.8)  (26.4)
                                                               -------  ------

   Cash flows from investing activities:
      Capital expenditures..................................... (11.1)   (6.1)
      Purchase of Marvel shares of common stock................  (0.6)      -
      Other....................................................  (3.4)   (6.3)
                                                               -------  ------

        Net cash used in investing activities.................. (15.1)  (12.4)
                                                               -------  ------

   Cash flows from financing activities:
     Net repayments under term portion of credit agreements....  (2.6)  (10.0)
     Net borrowings under revolving portion of credit agreement   2.0    15.0
     Borrowings related to Adespan adhesives facility..........   6.3      -
     Toy Biz IPO net proceeds  ................................    -     45.5
     Capital contributions from parent.........................   6.3      -
     Proceeds from exercise of stock options...................   0.4     0.4
     Note receivable from parent...............................    -      3.3
     Other financing activities................................   0.2      -
                                                               -------  ------

        Net cash provided by financing activities..............  12.6    54.2
                                                               -------  ------

    Effect of exchange rate changes on cash....................  (0.1)    0.8
                                                               -------  ------

    Cash balance from previously unconsolidated subsidiary.....    -      7.5
                                                               -------  ------

    Net (decrease) increase in cash............................ (23.4)   23.7
    Cash at beginning of period................................  37.3    19.9
                                                               -------  ------

    Cash at end of period...................................... $13.9   $43.6
                                                               =======  ======

    Supplemental disclosures of cash flow information:
     Interest paid during the period........................... $24.3   $15.9
     Income taxes paid during the period.......................  $7.8    $5.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.
                                     5

                            MARVEL III HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

1.       BACKGROUND  AND BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying condensed consolidated financial statements of Marvel III Holdings Inc., ("Holdings III", together with its subsidiaries, the "Company"), are unaudited. The Company, an indirect wholly owned subsidiary of Andrews Group Incorporated ("Andrews Group"), which in turn is a wholly owned subsidiary of Mac Andrews & Forbes Holdings Inc. ("MacAndrews Holdings"), which in turn is wholly owned through Mafco Holdings Inc. ("Mafco" and together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations, financial position and cash flows have been made and were of a normal recurring nature. The condensed consolidated financial statements of the Company include the results of operations, financial position and cash flows of Marvel Entertainment Group, Inc. and its subsidiaries ("Marvel"). The Company's operations consist of (i) the publication and sale of comic books and children's magazines, (ii) the manufacture and distribution of sports and entertainment trading cards and children's activity sticker collections, (iii) consumer products, media and advertising-promotion licensing of the various characters owned by the Company, (iv) the design, marketing and distribution of toys and (v) the manufacture and distribution of adhesives and confectionery products. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1995 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.

     At February 15, 1996, the Company received a capital contribution of $5.7 from its parent to make a scheduled interest payment on the Holdings
III Notes.

2.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS


ACCOUNTS RECEIVABLE, NET:

                                                                       March 31,             December 31,
                                                                          1996                   1995
                                                                    ----------------       -----------------

Accounts receivable...........................................      $     267.9            $    317.9
Less:  Allowances.............................................            (49.5)                (77.9)
                                                                    ----------------       -----------------
                                                                    $     218.4            $    240.0
                                                                    ================       =================


INVENTORIES:




Finished goods................................................      $      69.6            $     58.8
Work in process...............................................             21.4                  22.3
Raw materials.................................................             23.8                  23.7
Less:  Reserve for obsolescence.............................              (20.3)                (22.4)
                                                                    ----------------       -----------------
                                                                    $      94.5            $     82.4
                                                                    ================       =================


GOODWILL AND OTHER INTANGIBLES, NET:


Goodwill and other intangibles................................      $     971.8            $    969.5
Less:  Accumulated amortization...............................            (68.4)                (61.8)
                                                                    ----------------       -----------------
                                                                    $     903.4            $    907.7
                                                                    ================       =================


                            MARVEL III HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)
                                  (Unaudited)




ACCRUED EXPENSES AND OTHER:

                                                                       MARCH 31,             DECEMBER 31,
                                                                          1996                   1995
                                                                    ----------------       -----------------
Royalties and incentives......................................      $      21.0            $    33.5
Reserve for returns...........................................             45.9                 59.0
Income taxes payable..........................................              7.7                 23.4
Other.........................................................             83.7                 87.9
                                                                    ----------------       -----------------
                                                                    $     158.3            $   203.8
                                                                    ================       =================



3. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                         March 31,    December 31,
                                                                            1996        1995
                                                                          ----------   --------
U.S. Term Loan Agreement ..............................................    $   350.0   $  350.0
Term Loan Agreement ...................................................        139.0      139.5
Amended and Restated Credit Agreement:
                Revolving credit facility .............................         89.5       87.5
Series B Senior Secured Discount Notes, net of unamoritized
                discount of $103.5 at March 31, 1996 and $114.6 at
                December 31, 1995 .....................................        413.9      402.8
11-7/8% Senior Secured Discount Notes, net of unamortized
                discount of $52.8 at March 31, 1996 and $58.3 at
                December 31, 1995 .....................................        198.9      193.4
9-1/8 Senior Secured Notes ............................................        125.0      125.0
Capital Lease obligations and other long term debt ....................         16.0        9.5
                                                                           ---------   --------
                                                                             1,332.3    1,307.7
Less Current Maturities ...............................................          5.3        5.2
                                                                           ---------   --------
Long-term debt ........................................................    $ 1,327.0   $1,302.5
                                                                           =========   ========

         Long-term debt includes the outstanding balance under the U.S. Term Loan Agreement, as defined below, the Amended and Restated Credit Agreement effective August 30, 1994 between Marvel, a syndicate of banks, the Co-Agents and Chemical Bank, as administrative agent (the "Amended and Restated Credit Agreement"), and the outstanding balance of the Term Loan Agreement, as defined below. The U.S. Term Loan Agreement is repayable in six semi-annual installments beginning August 31, 1999. The Term Loan Agreement is repayable in fourteen increasing semi-annual installments, which began February 28, 1995. Portions of the revolving credit facility under the Amended and Restated Credit Agreement mature on September 1, 1999, 2000 and 2001.

        During March 1996, Marvel amended its credit agreements with its banks to provide for, among other things, an additional $25.0 revolving credit facility which expires on December 31, 1996. This revolving credit facility is pari passu with the loans extended by the banks pursuant to Marvel's existing loan agreements. Marvel also secured all of its bank loans with the domestic assets of Marvel.

        In April 1995, Marvel entered into a $350.0 term loan agreement with a syndicate of banks, the Co-Agents and Chemical Bank, as administrative agent (the "U.S. Term Loan Agreement"). Marvel borrowed $350.0 under

                        MARVEL III HOLDINGS INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in millions, except per share amounts)
                             (Unaudited)


the U.S. Term Loan Agreement to finance the SkyBox Acquisition as described in
Note 6 below, refinance the term loan portion of the Amended and Restated Credit Agreement, and for general corporate purposes.

         Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate Loans will, at the option of Fleer Corp., have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 2% to 2-1/2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1-1/8% to 2-1/2% thereafter, to be determined based on Marvel's financial performance and (b) with respect to Alternate Base Rate loans, 1% to 1-1/2% through the first Anniversary Date and 1/8 of 1% to 1-1/2% thereafter, to be determined based on Marvel's financial performance. The interest rate on Eurodollar Rate Loans at March 31, 1996, was approximately 7-7/8% to 8-1/8% depending upon the length of the relevant interest period. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

         In connection with the U.S. Term Loan Agreement, Marvel also entered into an amendment to the existing Amended and Restated Credit Agreement which, among other things, permitted Marvel to incur the indebtedness under the U.S. Term Loan Agreement. Pursuant to this amendment, the Applicable Margin under the existing Amended and Restated Credit Agreement for Alternate Base Rate loans will range from 0% to 1% and for Eurodollar Rate loans will range from 5/8 of 1% to 2%, in each case depending on Marvel's financial performance. The interest rate on Eurodollar Rate Loans at March 31, 1996 was approximately 7-5/16% to 7-3/8% per annum, depending upon the length of the relevant interest period. The interest rate on Alternate Base Rate loans at March 31, 1996 was 9-1/4 %. The proceeds of loans incurred under the revolving credit portion of the Amended and Restated Credit Agreement may be used for general corporate purposes of Marvel and for investments within an aggregate limit. Portions of the loans under the Amended and Restated Credit Agreement will mature on September 1, 1999, 2000 and 2001.

         On August 30, 1994, Marvel, Marvel Italia Srl (now Panini S.p.A.) and Instituto Bancario San Paolo Di Torino S.p.A. (the "Lender"), entered into a term loan and guarantee agreement (the "Term Loan Agreement") providing for a term loan credit facility of Italian Lire 244.5 billion (approximately $154.0 million based on exchange rates in effect on the date of acquisition) (the "Term Loan Facility"). Marvel Italia borrowed Italian Lire 244.5 billion under the Term Loan Agreement, and Marvel borrowed additional funds under its Amended and Restated Credit Agreement to finance the purchase of Panini and to pay certain fees and expenses related to the acquisition.

         On September 30, 1994, Marvel paid Italian Lire 15.0 billion (approximately $9.4 million, based on exchange rates in effect on September 30, 1994) as a voluntary reduction of the principal balance under the Term Loan Agreement. In addition, during 1995 Marvel paid Italian Lire 8.2 billion (approximately $5.0 million) due under the Term Loan Facility and, on February 28, 1996 Marvel paid Italian Lire 4.1 billion (approximately $2.5 million) due thereunder. The remaining amount outstanding under the Term Loan Facility is repayable in 11 increasing semi-annual installments.

         The Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans, 5/8 of 1% to 2%, to be determined based on Marvel's financial performance and (b) with respect to Negotiated Rate Loans, 1%. The interest rate on Eurocurrency Rate Loans at March 31, 1996, was approximately 12-1/16% Interest on Negotiated Rate Loans is payable quarterly in arrears and interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

                    MARVEL III HOLDINGS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions, except per share amounts)
                         (Unaudited)


         The U.S. Term Loan Agreement (through incorporation by reference to the Amended and Restated Credit Agreement), the Amended and Restated Credit Agreement and the Term Loan Agreement include various restrictive covenants prohibiting Marvel from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement also contain certain customary financial covenants and events of default for financing of this type, including a limitation of a change of ownership covenant of more than 25% of the voting shares of Marvel. Mandatory prepayments are required to be made out of net proceeds from sales of assets by Marvel, with certain exceptions, and from certain excess cash flow (as defined in the Amended and Restated Credit Agreement).

     In conjunction with the Toy Biz IPO, Toy Biz entered into a three year $30 million revolving line of credit with a syndicate of banks for which Chemical Bank serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility. Borrowings under the credit facility bear interest at either Chemical Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility.

         The Toy Biz credit facility contains various financial covenants, as well as restrictions, on the incurrence of new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires that (a) Marvel maintain voting control of Toy Biz and have the power to elect a majority of Toy Biz's Board of Directors and (b) that the exclusive, royalty free perpetual worldwide license agreement between Toy Biz and Marvel remain in effect. The Toy Biz credit facility is not guaranteed by Marvel.

         The aggregate maturities of the Company's long term debt are as follows:


                    For the Years Ending December 31,
                    ---------------------------------

1996 .................    $      5.3
1997 .................          10.3
1998 .................         910.8
1999 .................          84.4
2000 .................         179.5
2001 and thereafter...         298.3
                          -----------
                          $  1,488.6

4 .   RESTRUCTURING OF OPERATIONS

     In the fourth quarter of 1995, Marvel recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, Marvel has terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $4.9 has been paid as of March 31, 1996. Additionally, approximately $6.7 relates to facility closure and consolidation costs, of which $4.1 has been paid as of March 31, 1996, and $7.6 relates to other costs, of which $4.0 has been paid as of March 31, 1996. The remaining amounts, as of March 31, 1996, are included in accrued expenses and other.

                        MARVEL III HOLDINGS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in millions, except per share amounts)
                              (Unaudited)


5.   TOY BIZ IPO

     On March 2, 1995, Toy Biz, Inc. ("Toy Biz") completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of class A common stock at $18 per share. The net proceeds to Toy Biz, after deducting commissions and offering expenses, of $44.1 were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. In March 1995, Marvel recorded a gain of $14.0 on the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. This amount was reflected in other income in the financial statements. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to approximately 36.6% and its voting control increased to 85.3%, and, as a result of the increase, the condensed consolidated financial statements of Marvel include the result of operations, financial position and cash flows of Toy Biz. For periods prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method.


6.   SKYBOX ACQUISITION

         On April 27, 1995, pursuant to an Agreement and Plan of Merger dated as of March 8, 1995 (the "SkyBox Merger Agreement"), among SkyBox, a Delaware corporation, Marvel and an indirect wholly owned subsidiary of Marvel, Marvel acquired all of the issued and outstanding shares of SkyBox common stock for $16 per share. The purchase price, including fees, expenses and other acquisition costs, totaled $165.0. The transaction was accomplished through a tender offer (the "Tender Offer") and subsequent merger (the "Merger", and collectively with the Tender Offer, the "SkyBox Acquisition"). The purchase price includes an obligation to former SkyBox stockholders who did not exchange their shares.

The SkyBox Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on their respective fair values at April 27, 1995. The fair values of the assets and liabilities acquired are summarized below. The total purchase price exceeded the fair value of the net assets of SkyBox by $158.4 and has been assigned to goodwill, which is being amortized over forty years on the straight-line basis.


 Current assets ........................................   $  31.6
 Noncurrent assets .....................................   $   5.4
 Current liabilities ...................................   $  27.1
 Noncurrent liabilities ................................   $   3.3
                                                          -----------
                                                           $   6.6
                                                          ===========

         The following unaudited pro forma consolidated financial information gives effect to the SkyBox Acquisition as if it had occurred at the beginning of 1995. The pro forma results include certain adjustments, primarily increased amortization and interest expense, and are not necessarily indicative of what the results would have been had the SkyBox Acquisition occurred at the beginning of the period. In addition, Toy Biz net revenues were $27.9 for the three months ended March 31, 1995, of which $13.2 was included in Marvel's consolidated net revenues.

                                                   For the Three Months Ended
                                                         March 31, 1995
                                                        ----------------

    Net Revenues.....................................   $ 185.6
    Net Loss.........................................   $ (14.7)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL
        Holdings III is a holding company with no operations or source of income of its own. Accordingly, except as otherwise indicated, the following discussion relates to the results of operations of Marvel.

         Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on action adventure characters owned by Marvel, licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. Marvel also licenses its characters and properties for consumer products, television and film and advertising promotions. Marvel's products include comic book and other publications, sports and entertainment trading cards, children's activity stickers, toys, adhesives and confectionery products.

RESULTS OF OPERATIONS

         Over the past five years, the Company has diversified into a broadly based youth entertainment company. As a result, an increasing portion of the Company's net revenues have been derived from businesses other than comic book publishing. For example, in 1991, net revenues from publishing were approximately 86.0% of the Company's total net revenues as compared to approximately 17.8% in 1995. The Company's business has been augmented by the manufacture, marketing and distribution of sports and entertainment trading cards and children's activity stickers and the licensing of the Company's characters for consumer products, television and film, advertising promotions and toys. Although the Company's consolidated net revenues have increased as a result of diversification, certain changes in market conditions associated with its publishing and trading card operations have adversely affected the Company's net revenues and operating results in recent periods.

         As a result of a significant reduction in speculative purchases of comic books, the Company has undertaken several strategic actions which it believes will have the long-term effect of bolstering its publishing business. The Company is eliminating unprofitable and marginally profitable titles to create a strong line-up comprising Marvel's most popular and most profitable titles; focusing its comic books more on editorial content and less on physical product features and enhancements; and streamlining operations through introduction of new technology and consolidation of facilities. Combined with the reduction in titles, these measures will reduce editorial, production, distribution, manufacturing and administrative overhead expense. The Company believes these actions, together with the exclusive distribution by Heroes World of the Company's comic books to the direct market, which commenced July 1995, are expected to improve the future operating results of the Company's publishing business.

         For 1994 and 1995, the Company believes that there was a general contraction in the sports trading card market, related in part to lower speculative purchases. This contraction was compounded by the baseball, hockey and basketball labor situations, which adversely affected sports trading card sales and returns for those periods. Although Major League Baseball resumed in April 1995, there still is no collective bargaining agreement in effect between the owners and players, and the level of fan interest has not returned to the levels experienced prior to the 1994 strike. Consistent with decreased fan interest, the Company believes that the labor situations in professional sports have contributed to decreased trading card consumer interest and, therefore, generally decreased levels of consumer purchases of all trading cards. Accordingly, the Company believes that the overall trading card industry has been negatively affected, causing the Company to experience lower sales, higher returns and higher inventory obsolescence during 1995, including an increase in reserves in the second quarter of 1995 of approximately $40.0 million for trading card returns and inventory obsolescence.

         Throughout 1995, these conditions resulted in the Company and the trading card industry in general continuing to experience lower sales and higher returns, primarily related to distribution channels other than trading card specialty stores. The Company has revamped its trading card business such that distribution of trading card products will be concentrated in trading card specialty stores and selected mass market accounts. In connection therewith, the Company increased reserves as of December 31, 1995 by an additional amount of approximately $70.0 million, principally for product returns from the points of distribution being eliminated and for the obsolescence of certain 1995 inventory. As a result of this change in strategy, Fleer/SkyBox is focusing its sales efforts on those retailers and distributors with strong performance histories. The Company believes that these distribution channels, with their focused customer base and proven efficiencies, should allow Fleer/SkyBox to realize an improvement in operating income in the future.

         Also as part of the revamping of Fleer, operational overhead has been reduced through the closure of Fleer's Philadelphia facility, which had been used for confections and trading card manufacturing. The confections operation has been consolidated at Fleer's Byhalia, Mississippi plant and all of the trading card manufacturing has been outsourced. The Company anticipates additional reductions in future operating expenses of Fleer/SkyBox due to the concentration of sales activities to trading card specialty stores and selected mass market accounts.

         As a result of the Company's restructuring activities, the Company reflected in results of operations for the fourth quarter of 1995 an additional $25.0 million related to severance, consolidation and closure of facilities and other costs associated with its publishing, confections and trading card businesses.

         With these actions, the Company has simplified and refocused its publishing and trading card operations by concentrating on the strongest elements of the businesses, delivering popular products to a motivated customer base and using more efficient channels of distribution. The Company believes that these actions will position the Company for an improvement in future operating performance of these businesses. The extent of improvement will be determined by, among other things, the state of the markets in which the Company's products are sold and the level of reception by consumers to the Company's changes in these businesses and to the Company's products.

        The Company expects that there will continue to be year to year fluctuations in the net revenues and profitability of its individual businesses. However, the Company believes that its continued diversification into a broad based youth entertainment company will help to mitigate the effects of such fluctuations on overall net revenues and profitability.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995

     The Company's net revenues were $189.0 million and $159.5 million in the 1996 and 1995 periods, respectively, an increase of $29.5 million or 18.5%. This increase reflects an increase of $25.3 million in toy revenues, a $14.5 million increase in trading card and sticker net revenues and $2.2 million in other revenues, partially offset by an $11.9 million decrease in net publishing revenues and a $0.6 million decrease in licensing revenues. The increase in trading card and sticker net revenues was primarily attributable to the SkyBox Acquisition and, to a lesser extent, the international sale of trading cards by Panini. The increase in toy revenues was principally due to the consolidation of Toy Biz for a full quarter in 1996 as compared to only one month in 1995, or from the date of Toy Biz's IPO in March 1995, and its expanded product line. The decrease in net publishing revenues was due to the reduction of titles, in accordance with the Company's business strategy, and the discontinuance commencing in July 1995 of the distribution by Heroes World of comic book publications other than the Company's titles. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period.

     Gross profit was $75.1 million and $62.6 million in the 1996 and 1995 periods, respectively, an increase of $12.5 million or 20.0 %. As a percentage of net revenues, gross profit increased to 39.7% in the 1996 period from 39.2% in the 1995 period. The increase in gross profit as a percentage of revenues was due to a reduction of unprofitable titles in the Company's publishing business, a reduction in distribution at Heroes World and an improvement in licensing margins, offset by an unfavorable product mix for trading cards and sticker collections and toys as compared to 1995.

     Selling and general administrative expenses ("SG&A") were $52.3 million and $43.5 million in the 1996 and 1995 periods, respectively. The increase of $8.8 million was mainly attributable to the consolidation of Toy Biz's results for a full quarter in 1996, the Sky Box Acquisition in the second quarter of 1995 and the effects of the
                                12
expansion of the Company's Heroes World operations, partially offset by a reduction in SG&A as a result of the restructuring of its publishing and confectionery operations. As a percentage of net revenues, SG&A increased to 27.7 % in the 1996 period from 27.3% in the 1995 period.

     Depreciation and amortization was $4.4 million and $2.5 million in the 1996 and 1995 periods, respectively. The increase of $1.9 million was primarily due to the consolidation of Toy Biz.

     Amortization of goodwill, intangibles and deferred charges was $8.7 million and $6.5 million in the 1996 and 1995 periods, respectively. The increase of $2.2 million mainly reflects the amortization related to the SkyBox Acquisition in April, 1995.

     Interest expense, net was $33.1 million and $25.4 million in the 1996 and 1995 periods, respectively. The increase in interest expense of $7.7 million primarily reflects the increased borrowings under the U.S. Term Loan Facility in connection with the SkyBox Acquisition and, to a lesser extent, the interest associated with a Panini loan for the expansion of the Adespan adhesives facility and higher average borrowing rates. The accretion of the discount on the Marvel Holdings Notes and the Parent Notes was $11.1 million and $5.5 million for the three months ended March 31, 1996.

        In 1995, other income of $14.0 million represents the net increase in value of the Company's investment in Toy Biz as a result of the Toy Biz IPO.

     Provision for income taxes was $1.7 million and $10.2 million in the 1996 and 1995 periods, respectively. The lower income taxes in the 1996 period are due primarily to the Company's loss. In 1996, the tax provision primarily was a result of taxes on income from foreign sources and Toy Biz operations, offset by a benefit from remaining operations. In addition, no benefit has been recorded for the separate company losses of Holdings III, Parent Holdings and Marvel Holdings as they would not be able to file a consolidated return with Marvel and they are not assured that they will ultimately receive a benefit on a separate company basis.

     Minority interest in earnings of Toy Biz increased due to the consolidation of Toy Biz since the Toy Biz IPO in March 1995.

     Minority interest in the earnings of Marvel decreased due to the decrease in Marvel's net income.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1996, the Company used $20.8 million of cash as a result of its operating activities. On a cash basis, results of operations generated $8.2 million while working capital changes resulted in a use of funds of $29.0 million. The use of funds was principally due to the payment of fourth quarter 1995 advertising and promotion expenses and income taxes of Toy Biz and restructuring costs payments. Cash as shown on the Consolidated Balance Sheets includes $8.6 million and $22.5 million of Toy Biz cash at March 31, 1996 and December 31, 1995, respectively.

     As a result of its investing activities for the three months ended March 31, 1996, the Company used $15.1 million. The primary use of these funds were for capital expenditures for its Adespan adhesives facility and tooling and molds and capitalized product development costs primarily related to Toy Biz.

     During the quarter, as a result of its financing activities, cash provided was $12.6 million, primarily as a result of increased borrowings for the expansion of its Adespan adhesives facility. In addition, the Company received a capital contribution of $5.7 million from its parent to make a scheduled interest payment on the Holdings III Notes.

        During March 1996, Marvel amended its credit agreements with its lenders to provide for, among other things, an additional $25.0 million revolving credit facility which will expire on December 31, 1996. This revolving credit
                                13
facility is pari passu with the loans extended by the banks pursuant to Marvel's existing loan agreements. Marvel also secured all of its bank loans with the domestic assets of Marvel.

         At May 6, 1996, Marvel's outstanding bank indebtedness was $609.1 million, of which $15.9 million relates to the borrowings for the Adespan adhesives facility. Marvel had $40.5 million available under its credit facilities. In addition, there was $30.0 million available under the Toy Biz line of credit at May 6, 1996.

     At May 6, 1996, 78,007,725 shares, or 76.6%, of Marvel's common stock were pledged to secure indebtedness or letters of credit of subsidiaries of Mafco. In addition, 2,932,167 shares, or 2.9% of Marvel's common stock, are subject to a negative pledge under the terms of the Marvel Holdings Notes indenture. The indentures governing this indebtedness contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness.

     Management anticipates that borrowings under its various credit agreements will be paid from internally generated funds of Marvel or from other sources, which may include the sale of debt securities of Marvel. Management also anticipates that internally generated funds, as well as proceeds from borrowings under the Amended and Restated Credit Agreement and the Toy Biz credit facility or any amendment thereto will be sufficient to meet working capital and capital expenditure requirements.

     In order to meet principal payments upon the final maturity of its various debt facilities outstanding, which occur in 1998, Holdings III, Parent Holdings and Marvel Holdings will be required to adopt one or more alternatives, such as borrowing funds, selling its equity securities or seeking capital contributions or loans from Mafco Holdings or affiliates.

                                   PART II.
                              OTHER INFORMATION.

ITEM 1.           LEGAL PROCEEDINGS.

        The Company is a party to various legal proceedings as described in previous filings. During the quarter there were not material developments in any of such proceedings.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MARVEL III HOLDINGS INC.
                                                        (Registrant)





                                                                      By:   /s/
Laurence Winoker
Dated:  May 13, 1996
Laurence Winoker

Vice President and Controller

(Principal Accounting Officer)